Form 10-Q
period 1995-04-30
VALLEY FAIR CORP
filed 1995-06-09
CIK 102678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended......APRIL 30, 1995.........

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ...............to.............

         Commission File Number...............0-16376.................

                          THE VALLEY FAIR CORPORATION
         .............................................................
             (Exact name of registrant as specified in its charter)

                   DELAWARE                       22-1727148
         .............................................................
         (State or other jurisdiction of        (I.R.S. Employer)
          incorporation or organization)        (Identification No.)

              260 Bergen Turnpike, Little Ferry, New Jersey 07643
         .............................................................
               (Address of principal executive offices) Zip Code

                                 (201) 440-4000
         .............................................................
              (Registrant's telephone number, including area code)

                                      NONE
         .............................................................
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes..X..No....

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(D) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes....No....

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 368,128 shares October 30, 1994

                   The Valley Fair Corporation and Subsidiary



                                C O N T E N T S

Consolidated Condensed Balance Sheets
April 30, 1995 and January 29, 1995

Consolidated Condensed Statements of Income
Thirteen weeks ended April 30, 1995
Thirteen weeks ended May 1, 1994

Consolidated Statements of Cash Flows
Thirteen weeks ended April 30, 1995
Thirteen weeks ended May 1, 1994

Notes to Consolidated Condensed Financial Statements

Management's Discussion and Analysis of the Consolidated
Condensed Statements of Income

Other Information and Signatures

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                       April 30,1995   January 29, 1995
                                       -------------   ----------------
     ASSETS
Current assets:
  Cash                                  $ 2,458,922       $ 3,652,566
  Accounts receivable - trade               563,711           507,766
  Accounts receivable - affiliates          355,439           395,705
  Inventories                            26,900,227        25,436,852
  Prepaid expenses                          550,597           460,404
  Deferred income taxes                     479,000           455,000
                                        -----------       -----------
     Total current assets                31,307,896        30,908,293

Property, plant, and equipment, net       4,565,051         4,579,333

Other assets                                306,206           296,605
                                        -----------       -----------
                                         36,179,153        35,784,231
                                       ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt      383,212           423,949
  Note payable - bank                    11,178,000         9,375,000
  Accounts payable     Trade              2,962,677         4,025,734
                       Affiliate            186,858           362,102
  Accrued expenses and other current
  liabilities                             1,847,428         1,876,157
                                        -----------       -----------
     Total current liabilities           16,558,175        16,062,942
                                        -----------       -----------
Long-term debt, less current maturities     631,727           701,861
Deferred income and security deposits        66,265           105,435
Deferred income taxes                       469,000           445,000
                                        -----------       -----------
     Total liabilities                   17,725,167        17,315,238
                                        -----------       -----------
Shareholder's equity
 Common stock par value $.30 per share;
 authorized 666,666 shares, issued
 368,046 shares at April 30, 1995
 368,053 shares at January 29, 1995         110,414           110,416
Additional paid-in capital                  804,373           804,553
Retained earnings                        17,539,199        17,554,024
                                        -----------       -----------
Total stockholders' equity               18,453,986        18,468,993
                                        -----------       -----------
                                        $36,179,153       $35,784,231
                                       ============       ===========

The accompanying notes are an integral part of these condensed financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                  (Unaudited)

                                      Thirteeen weeks Ended
                                   April 30, 1995   May 1, 1994
                                   --------------   ------------
Net sales
 excluding licensee departments     $15,872,584     $16,282,503

Cost of sales                        10,873,396      11,035,091
                                    -----------     -----------
Gross profit                          4,999 188       5,247,412

Tenant departments
 licensee revenue and other           1,145,045       1,092,186
                                    -----------     -----------
                                      6,144,233       6,339,598
 Selling, general and
     administrative                   5,919,016       6,066,783
                                    -----------     -----------
Income from operations                  225,217         272,815

Interest expense                        249,922         180,542
                                    -----------     -----------
Income (loss) before income taxes       (24,705)         92,273

Income taxes                             (9,880)         37,400
                                    -----------     -----------
Net income                              (14,825)         54,873
                                    ===========     ===========

Earnings per
 common share                           ($ 0.04)        $ 0.15


Weighted average
 number of shares                       368,049        368,243

The accompanying notes are an integral part of these condensed financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Thirteen Weeks Ended April 30, 1995 and
                        Thirteen Weeks Ended May 1, 1994

                                              1995              1994
                                           ----------        ----------
Cash flows from operating activities:

 Net Income                                   (14,825)           54,873
                                           ----------        ----------
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
     Gain on sale of assets                    (3,591)            -0-
     Depreciation and amortization            151,259           215,278
     Increase in accounts and
      notes receivable                        (15,679)         (499,158)
     Increase in inventories               (1,463,375)         (635,421)
     Decrease in prepaid items                (90,193)         (186,252)
     Decrease in deferred income and
      security deposits                       (39,170)          (33,466)
     Increase (decrease) in deferred taxes      -0-             (15,900)
     Decrease in accounts payable and
      accrued expenses                     (1,267,212)         (574,488)
     Decrease in other assets                  (9,601)           (8,592)
                                           ----------        ----------

     Total adjustments                     (2,737,562)       (1,737,999)
                                           ----------        ----------

     Net cash provided (used) by
      operating activities                 (2,752,387)       (1,683,126)
                                           ----------        ----------

Cash flows from investing activities:

     Capital expenditures                    (141,615)         (121,005)
                                           ----------        ----------

     Net cash used in investing
      activities                             (141,615)         (121,005)
                                           ----------        ----------

                                                                     (continued)

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Thirteen Weeks Ended April 30, 1995
                        Thirteen Weeks Ended May 1, 1994

                                              1995              1994
                                           ----------        ----------
Cash flows from financing activities:

     Proceeds from issuance of
      debt                                  1,803,000         1,500,000
     Principal payments of debt              (102,460)         (112,270)
     Purchase of common stock                    (182)           (1,112)
                                           ----------        ----------

     Net cash provided (used) by
      financing activities                  1,700,358         1,386,618
                                           ----------        ----------

     Net increase (decrease)
      in cash                              (1,193,644)         (417,513)

     Cash and cash equivalents at
      beginning of period                   3,652,566         4,977,454
                                           ----------        ----------

     Cash and cash equivalents at
      end of period                         2,458,922         4,559,941
                                           ==========        ==========

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE THIRTEEN WEEKS ENDED APRIL 30, 1995
                                  (Unaudited)




NOTE 1  -   BASIS OF PRESENTATION


            The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the company's annual report has been omitted: however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the result for the interim periods.

            The results of operations for the thirteen weeks ended April 30, 1995 and the thirteen weeks ended May 1, 1994 are not necessarily indicative of the results to be expected for the full year.


NOTE 1(b)

            Effective February 1, 1993, the Company adopted statement of Financial Accounting Standards No. 109, Accounting For Income Taxes. Statement 109 requires a charge for deferred taxes to an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences. attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The change in accounting method for income taxes had no effect on consolidated earnings for the period and prior financial statements were not restated.


NOTE 2  -   EARNINGS PER SHARE


            Earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. The Company has purchased and retired additional shares during the current periods. The earnings per share calculation has been adjusted to reflect these retirements during the periods.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations

Consolidated net sales decreased approximately $ 409,000 or 2.5% for the thirteen week period ended April 30, 1995, as compared to the thirteen weeks ended may 1, 1994. Same store sales decreased approximately $ 780,000 or 4.9%. Tenant license revenue and other income increased approximately $52,800 on a comparative thirteen week basis.

The gross margin for the thirteen weeks ended April 30, 1995 was 31.5% as compared to 32.2% for the same period a year ago. One factor contributing to the decrease in the gross profit percentage was the significant decrease of promotional merchandise purchased at favorable and liquidated values.


Selling, general and administrative expenses decreased approximately $ 147,000 or 2.4%. The decrease was due to effective payroll controls at locations which had sales decreases. The relationship of these expenses to net sales was 37.3% for this period compared to 37.2% for the same period a year ago.

Interest expense increased approximately $ 69,000 or 38.4% as compared to the 1995 period as a result of increased borrowings and higher interest rates in the fiscal 1996 quarter.

The   Corporation's   effective   income  tax  rate  for  the  two  periods  was
approximately 41%.

Liquidity and Capital Resources

As of April 30, 1995, the Corporation's cash and short term investments amounted to $2,459,000. The Corporation's principal sources of liquidity are its available cash balances and funds available through its line of credit.

The Corporation believes that its cash and investment balances will be sufficient to meet its anticipated needs throughout the remainder of the fiscal year 1996.

                       PART II      OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-k

         (b) Reports Form 8-K - There were no reports on FORM 8-K filed for the quarter ended April 30, 1995.


                                   SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                             THE VALLEY FAIR CORPORATION
                                        -----------------------------------
                                                    (Registrant)


Date:  June 9, 1994                     /S/  ERWIN LEHR
- - ------------------------               -----------------------------------
                                       Erwin Lehr - President




Date:  June 9, 1994                     /S/  ROSS N. ALFIERI
- - ------------------------               -----------------------------------
                                       Ross N. Alfieri - Treasurer