Form 10-Q
period 1995-07-30
VALLEY FAIR CORP
filed 1995-09-11
CIK 102678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended......July 30, 1995.........

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                    368,034 shares July 30, 1995

                   The Valley Fair Corporation and Subsidiary



                                C O N T E N T S


Consolidated Condensed Balance Sheets
July 30, 1995 and January 29, 1995

Consolidated Condensed Statements of Income Thirteen
Weeks and Twenty-six  Weeks Ended July 30, 1995 and
Thirteen Weeks and Twenty-six  Weeks Ended July 31, 1994

Consolidated Statements of Cash Flows -
Twenty-six  Weeks Ended July 30, 1995
Twenty-six  Weeks Ended July 31, 1994

Notes to Consolidated Condensed Financial Statements

Management's Discussion and Analysis of the Consolidated
Condensed Statements of Income

Other Information and Signatures

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                  July 30, 1995    January 29, 1995
                                                  -------------    ----------------
ASSETS
Current assets:
  Cash                                             $ 3,030,480       $ 3,652,566
  Accounts and notes receivable-net                    956,978           903,471
  Inventories                                       27,691,478        25,436,852
  Prepaid expenses                                     849,050           460,404
  Deferred income taxes                                479,000           455,000
                                                   -----------       -----------
     Total current assets                           33,006,986        30,908,293

Property, plant, and equipment, net                  4,473,481         4,579,333

Other assets                                           264,443           296,605
                                                   -----------       -----------
                                                    37,744,910        35,784,231
                                                    ==========        ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
  Current maturities of long-term debt                  79,057           423,949
  Note payable - bank                               12,670,000         9,375,000
  Account Payable -- Trade                           3,073,685         4,025,734
                     Affiliate                         271,211           362,102
  Accrued expenses and other current
    liabilites                                       2,276,360         1,876,157
                                                   -----------       -----------
     Total current liabilites                       18,370,313        16,062,942
                                                   -----------       -----------

Long-term debt, less current maturities                257,714           701,861
Deferred income and security deposits                   76,708           105,435
Deferred income taxes                                  469,000           445,000
                                                   -----------       -----------
     Total liabilites                               19,173,735        17,315,238
                                                   -----------       -----------
Stockholders' equity
  Common stock par value $.30 per share,
  authorized 666,666 shares, issued
  368,034 shares at July 30, 1995
  368,053 shares at January 29, 1995                  110,410            110,416
Additional paid in capital                            804,065            804,553
Retained earnings                                  17,656,700         17,554,024
                                                  -----------        -----------
Total stockholders' equity                         18,571,175         18,468,993
                                                  -----------        -----------
Total liabilities and stockholders
  equity                                          $37,744,910        $35,784,231
                                                  ===========        ===========

The accompanying notes are an integral part of these condensed financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                            Thirteen Weeks           Twenty-six  Weeks
                          Ended        Ended        Ended         Ended
                      July 30,1995 July 31,1994 July 30,1995  July 31,1994
                      ------------ ------------ ------------  ------------
Net sales
 excluding licensee    $16,010,843  $16,259,716  $31,883,427  $32,542,219
 departments

Cost of Sales           10,445,310   11,559,342   21,318,706   22,594,433
                       -----------  -----------  -----------   -----------
                         5,565,533    4,700,374   10,564,721    9,947,786


Tenant departments
 licensee revenue
 and other               1,256,385    1,200,160    2,401,430    2,292,346
                       -----------  ----------- ------------   -----------
                         6,821,918    5,900,534   12,966,151   12,240,132
                       -----------  ----------- ------------   -----------
Expenses:
 Selling, general
 and administrative      6,363,313    6,178,427   12,282,329   12,245,210
 Interest expense          262,724      223,013      512,646      403,555
                       -----------  -----------  ------------  -----------
                         6,626,037    6,401,440   12,794,975   12,648,765
                       -----------  -----------  ------------  -----------
Income before income
 taxes                     195,881     (500,906)     171,176     (408,633)

Income taxes                78,380     (204,400)      68,500     (167,000)
                       ------------ -----------  -----------   -----------
Net income / loss          117,501     (296,506)     102,676    $(241,633)
                       ============ ===========  ===========   ===========


Earnings per common share  $  .32       $(0.81)      $ .28        $ (0.66)


Weighted average number
of shares outstanding      368,040      368,244     368,043       368,269

The accompanying notes are an integral part of these condensed financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Twenty-six Weeks Ended July 30, 1995 and
                      Twenty-six Weeks Ended July 31, 1994

                                                       1995             1994
                                                    ----------       ----------
Cash flows from operating activities:

 Net income                                            102,676         (241,633)
                                                    ----------       ----------
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
     Gain on sale of assets                             (3,591)               0
     Depreciation and amortization                     303,833          434,498
     Increase in accounts and
      notes receivable                                 (53,507)        (333,599)
     Increase in inventories                        (2,254,626)         813,844
     Increase in prepaid items                        (388,646)        (305,982)
     Decrease in deferred income and
      security deposits                                (28,727)         (25,613)
     Decrease in deferred taxes                              0          (34,000)
     Decrease in accounts payable and
      accrued expenses                                (642,737)      (1,499,207)
     Decrease in other assets                           32,162           18,148

                                                    ----------       ----------

     Total adjustments                              (3,035,839)        (931,911)
                                                    ----------       ----------

     Net cash used by operating
      activities                                    (2,933,163)      (1,173,544)
                                                    ----------       ----------

Cash flows from investing activities:

     Capital expenditures                             (194,390)        (241,287)
                                                    ----------       ----------


     Net cash used in investing
      activities                                      (194,390)        (241,287)
                                                    ----------       ----------

                                  (continued)

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Twenty-six Weeks Ended July 30, 1995 and
                      Twenty-six Weeks Ended July 31, 1995

                                                       1995             1994
                                                    ----------       ----------
Cash flows from financing activities:

     Proceeds from issuance of
      debt                                           3,295,000        1,527,063
     Principal payments of debt                       (789,039)        (717,581)
     Purchase of common stock                             (494)          (2,430)

                                                    ----------       ----------

     Net cash provided by
      financing activities                           2,505,467          807,052

                                                    ----------       ----------

     Net increase (decrease)
      in cash                                         (622,086)        (607,779)

     Cash and cash equivalents at
      beginning of period                            3,652,566        4,977,454
                                                    ----------       ----------

     Cash and cash equivalents at
      end of period                                  3,030,480        4,369,675
                                                    ==========       ==========

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  FOR THE TWENTY-SIX WEEKS ENDED JULY 30, 1995
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

            The results of operations for the twenty-six weeks ended July 30, 1995 and the twenty-six weeks ended July 31, 1994 are not necessarily indicative of the results to be expected for the full year.

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

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Results of Operations

Consolidated net sales decreased approximately $ 659,000 or 2.0% for the twenty-six week period ended July 30, 1995 as compared to the twenty-six weeks ended July 31, 1994. Consolidated net sales decreased $249,000 or 1.5% for the thirteen week period ended July 30, 1995, as compared to the same prior year period. Same store sales decreased approximately $1,253,000 or 3.9% for the twenty-six week period as compared with the prior year period as competition and economic uncertainties continue to effect consumer buying patterns. Tenant licensee revenue and other increased $109,000 to 4.5% for the twenty-six week period ended July 30, 1995, as compared to the twenty-six weeks ended July 31, 1994. Tenant licensee revenue and other increased $56,000 or 4.5% for the thirteen week period ended July 30, 1995 as compared to the same prior year period.

The gross margins for the twenty-six and thirteen week periods ended July 30, 1995 were 33.1% and 34.8% respectively as compared to 30.6% and 29.0% respectively, for both the periods a year ago. The increase in merchandise which had been purchased on terms favorable to the Corporation and the change in mix of sales from stores generated these higher margins.

Selling,  general and administrative expenses increased approximately $37,000 or
 .3% compared to the twenty-six weeks ended July 31, 1994 For the thirteen week period, selling, general and administrative expenses increased $185,000 or 2.9% compared to the prior year period. Salary expense accounted for $127,000 or 2.0% of this increase. The relationship of selling, general and administrative expenses to net sales was 38.5% and 39.7% respectively, for the twenty-six and thirteen week periods ended July 30, 1995 compared to 37.6% and 38.0% for the twenty-six and thirteen week periods, respectively ended July 31, 1994.

Interest expense for the twenty-six weeks ended July 30, 1995 increased approximately $109,000 or 21.3% as compared to the 1994 period. For the thirteen week period ended July 30, 1995, interest expense increased $39,000 or 15.1% These increases are a result of higher interest rates and increased borrowings in fiscal 1996 as compared to 1995.

The Corporation's income tax for the twenty-six week period ended July 30, 1995 was $68,000 or 40.0%. For the twenty-six week period ended July 31, 1994 there was a tax benefit of $167,000.

Liquidity and Capital Resources

As of July 30, 1995, the Corporation's cash and short-term investment balances amounted to $3,030,000. The Corporation's principal sources of liquidity are its available cash balances and funds available through its line of credit.

The Corporation believes that its cash and investment balances will be sufficient to meet its anticipated needs throughout the remainder of the fiscal year 1996.

                           PART II    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports from 8-K - There were no reports on form 8-K filed for the quarter ended July 30, 1995.




                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       THE VALLEY FAIR CORPORATION
                                       -----------------------------------------
                                       (Registrant)


Date:  September 11, 1995              /S/  ERWIN LEHR
-------------------------              -----------------------------------------
                                       Erwin Lehr - President




Date:  September 11, 1995              /S/  ROSS N. ALFIERI
-------------------------              -----------------------------------------
                                       Ross N. Alfieri - Treasurer