Form 10-Q
period 1995-10-29
VALLEY FAIR CORP
filed 1995-12-08
CIK 102678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended......Ocotber 29, 1995.........

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 368,019 shares October 29, 1995

                   The Valley Fair Corporation and Subsidiary



                                C O N T E N T S

Consolidated Condensed Balance Sheets
October 29, 1995 and January 29, 1995

Consolidated Condensed Statements of Income Thirteen
Weeks and Thirty-nine Weeks Ended October 29, 1995 and
Thirteen Weeks and Thirty-nine Weeks Ended October 30, 1994

Consolidated Statements of Cash Flows -
Thirty-nine Weeks Ended October 29, 1995
Thirty-nine Weeks Ended October 30, 1994

Notes to Consolidated Condensed Financial Statements

Management's Discussion and Analysis of the Consolidated
Condensed Statements of Income

Other Information and Signatures

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                     October 29,     January 29,
                                                        1995            1995
                                                     -----------     -----------
     ASSETS
Current assets:
  Cash .........................................     $ 2,458,114     $ 3,652,566
  Accounts and notes receivable-net ............         947,452         903,471
  Inventories ..................................      30,300,749      25,436,852
  Prepaid expenses .............................         765,462         460,404
  Deferred income taxes ........................         479,000         455,000
                                                     -----------     -----------
     Total current assets ......................      34,950,777      30,908,293

Property, plant, and equipment, net ............       4,371,489       4,579,333

Other assets ...................................         266,495         296,605
                                                     -----------     -----------
                                                      39,588,761      35,784,231
                                                     ===========     ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current maturities of long-term debt .........          73,050         423,949
  Note payable - bank ..........................      13,064,000       9,375,000
  Accounts payable Trade .......................       5,535,733       4,025,734
                   Affiliate ...................         201,173         362,102
  Accrued expenses and other current
    liabilities ................................       1,249,319       1,876,157
                                                     -----------     -----------
     Total current liabilities .................      20,123,275      16,062,942
                                                     -----------     -----------

Long-term debt, less current maturities ........         245,838         701,861
Deferred income and security deposits ..........         152,322         105,435
Deferred income taxes ..........................         469,000         445,000
                                                     -----------     -----------
     Total liabilities .........................      20,990,435      17,315,238
                                                     -----------     -----------
Stockholder's equity
  Common stock par value $.30 per share;
  authorized 666,666 shares, issued
  368,019 shares at October 29, 1995
  368,053 shares at January 29, 1995 ...........         110,406         110,416
Additional paid-in capital .....................         803,679         804,553
Retained earnings ..............................      17,684,241      17,554,024
Total stockholders' equity .....................      18,598,326      18,468,993
                                                     -----------     -----------
Total liabilities and stockholders equity ......     $39,588,761     $35,784,231
                                                     ===========     ===========

The accompanying notes are an integral part of these condensed financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                     Thirteen Weeks                         Thirty-nine Weeks
                                Ended               Ended               Ended               Ended
                             Oct.29,1995         Oct.30,1994         Oct.29,1995         Oct.30,1994
                            ------------        ------------        ------------        ------------
Net sales
 excluding licensee         $ 15,999,305        $ 16,646,157        $ 47,882,732        $ 49,188,376

Cost of Sales ......          10,639,307          11,239,317          31,958,013          33,833,750
                            ------------        ------------        ------------        ------------
                               5,359,998           5,406,840          15,924,719          15,354,626

Tenant departments
 licensee revenue ..           1,208,290           1,222,346           3,609,720           3,514,692
                            ------------        ------------        ------------        ------------
                               6,568,288           6,629,186          19,534,439          18,869,318
                            ------------        ------------        ------------        ------------

Expenses:
 Selling, general ..           6,264,847           6,113,342          18,547,176          18,358,552
 and administrative
 Interest expense ..             257,589             234,086             770,235             637,641
                            ------------        ------------        ------------        ------------
                               6,522,436           6,347,428          19,317,411          18,996,193

Income before income
 taxes .............              45,852             281,758             217,028            (126,875)

Income taxes .......              18,311             116,000              86,811             (51,000)
                            ------------        ------------        ------------        ------------

Net Income .........        $     27,541        $    165,758        $    130,217        $    (75,875)

Earnings per
 common share ......        $       0.07        $       0.45        $       0.35        ($       .21)

Weighted average
 number of shares
 outstanding .......             368,026             368,206             368,036             368,231
                            ------------        ------------        ------------        ------------

The accompanying notes are an integral part of these condensed financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Thirty-nine Weeks Ended October 29, 1995 and
                    Thirty-nine Weeks Ended October 30, 1994

                                                       1995             1994
                                                   -----------      -----------
Cash flows from operating activities:

 Net Income ..................................     $   130,217      $   (75,875)

 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:

     Depreciation and amortization ...........         457,023          651,405
     Increase in accounts and
      notes receivable .......................         (43,981)        (263,003)
     Increase in inventories .................      (4,863,897)      (3,577,545)
     Increase in prepaid items ...............        (305,058)        (158,938)
     Increase in deferred income and
      security deposits ......................          46,887           42,081
     Decrease in deferred taxes ..............             -0-          (50,000)
     Increase in accounts payable and
      accrued expenses .......................         722,232        1,806,450
     Decrease in cash value life
      insurance and other ....................          30,110           22,165
                                                   -----------      -----------

     Total adjustments .......................      (3,956,684)      (1,527,385)
                                                   -----------      -----------

     Net cash provided (used) by
      operating activities ...................      (3,826,467)      (1,603,260)
                                                   -----------      -----------

Cash flows from investing activities:

     Capital expenditures ....................        (249,178)        (384,863)
                                                   -----------      -----------


     Net cash used in investing
      activities .............................        (249,178)        (384,863)
                                                   -----------      -----------

                                                                     (continued)

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Thirty-nine Weeks Ended October 29, 1995
                    Thirty-nine Weeks Ended October 30, 1994

                                                       1995            1994
                                                   -----------      -----------
Cash flows from financing activities:

     Proceeds from issuance
      of debt ................................       3,689,000        2,925,584
     Principal payments of debt ..............        (806,923)      (2,223,624)
     Purchase of common stock ................            (884)          (2,510)
                                                   -----------      -----------

     Net cash provided by
      financing activities ...................       2,881,793          669,450
                                                   -----------      -----------

     Net increase (decrease)
      in cash ................................      (1,194,452)      (1,288,673)

     Cash and cash equivalents at
      beginning of period ....................       3,652,566        4,977,454
                                                   -----------      -----------

     Cash and cash equivalents at
      end of period ..........................     $ 2,458,114      $ 3,688,781
                                                   ===========      ===========

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                For the Thirty-nine Weeks Ended October 29, 1995
                                  (Unaudited)




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

            The results of operations for the Thirty-nine Weeks Ended October 29, 1995 are not necessarily indicative of the results to be expected for the full year.



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

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations


Results of Operations

Consolidated net sales decreased approximately $1,306,000 or 2.6% for the thirty-nine week period ended October 29, 1995, as compared to the thirty-nine weeks ended October 30, 1994. Consolidated net sales decreased $647,000 or 3.9% for the thirteen week period ended October 29, 1995, as compared to the same prior year period. Same store sales decreased approximately $2,047,000 or 4.3 % for the thirty-nine week period as compared with the prior year period as competition and economic uncertainties continue to effect consumer buying patterns. Tenant licensee revenue and other increased $95,000 or 2.7 % for the thirty-nine week period ended October 29, 1995 as compared to the thirty-nine weeks ended October 30, 1994. Tenant licensee revenue and other decreased $14,056 or 1.1% for the thirteen week period ended October 29, 1995 as compared to the same prior year period.

The gross margins for the thirty-nine and thirteen week periods ended October 29, 1995 were 33.2% and 33.5% respectively as compared to 31.2%, and 32.5% respectively, for both the periods a year ago. The increase is attributed to the sale of merchandise which had been purchased on terms favorable to the Corporation and the change in mix of sales from stores with expected higher margins.

Selling, general and administrative expenses increased approximately $189,000 or 1.0% compared to the thirty-nine weeks ended October 30, 1994. For the thirteen week period, selling, general and administrative expenses increased $151,000 or
2.5 % compared to the prior year period. The relationship of selling, general and administrative expenses to net sales was 38.7% and 39.1 % respectively, for the thirty-nine and thirteen week periods ended October 29, 1995 compared to 37.3% and 36.7% for the thirty-nine and thirteen week periods, respectively, ended October 30, 1994.

Interest expense for the thirty-nine weeks ended October 29, 1995 increased approximately $132,500 or 20.8% as compared to the 1994 period. For the thirteen week period ended October 29, 1995, interest expense increased $23,000 or 10.0%. These increases are a result of higher interest rates and increased borrowings in the current year .

The Corporation's effective income tax rate for the thirty-nine weeks ended October 29, 1995 was 40.0%. For the thirty-nine week period ended October 30, 1994 there was a tax benefit of $51,000.


Liquidity and Capital Resources

As of October 29, 1995, the Corporation's cash and short-term investment balances amounted to $2,458,114. The Corporation's principal sources of liquidity are its available cash balances and funds available through its line of credit.

The Corporation believes that its cash and investment balances will be sufficient to meet its anticipated needs throughout the remainder of the fiscal year 1996.

                       PART II    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (b) Reports from 8-K - There were no reports on form 8-K filed for the quarter ended October 29, 1995.




                                   SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       THE VALLEY FAIR CORPORATION
                                       -----------------------------------
                                       (Registrant)


Date:  December 11, 1995               /S/  ERWIN LEHR
------------------------               -----------------------------------
                                       Erwin Lehr - President




Date:  December 11, 1995               /S/  ROSS N. ALFIERI
------------------------               -----------------------------------
                                       Ross N. Alfieri - Treasurer