Form 10-K
period 1996-01-28
VALLEY FAIR CORP
filed 1996-05-10
CIK 102678

FORM 10-K
                SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D)
              OF THE SECURITIES EXCHANGE ACT OF 1934


            For the fiscal year ended January 28, 1996

                                OR
    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the transition period __________ to ___________

Commission file number:     0-1636

                           The Valley Fair Corporation
             (Exact name of registrant as specified in its charter)


    STATE OF DELAWARE                                        22-1727148
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                             Identification No.)

260 Bergen Turnpike, Little Ferry, New Jersey                   07643
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number:  (201) 440-4000

Securities Registered Pursuant to Section 12 (b) of the Act:

                               None

Securities registered pursuant to section 12 (g) of the Act:

     Common Stock ($.30 Par Value)      Over-The-Counter
     -----------------------------      ----------------
     (Title of class)                   Name of exchange on
                                        which registered

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                        Yes  [ X ]    No [   ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-X is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements  incorporated  by  reference  in Part  III of this  Form  10-k or any
amendment to this Form 10-K                                                [ X ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of the filing.

                          $612,482 as of April 1, 1996
                          ----------------------------

Indicate the number of shares outstanding of each the registrant's classes of common stock, as of the latest practical date.

As of April 1, 1996 there were 367,964 shares of Common Stock outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part II, etc.) into which the document is incorporated:
(1) Any annual report to security holders; (2) Any proxy or information statement, and (3) Any prospectus filed pursuant to Rule 424 (b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended January 28, 1996). (1) Definitive Proxy Statement to be filed with the Commission pursuant to Regulation 14A of the
     Securities Exchange Act on or about May 6, 1996.

Part III                                 Page Number of
Item                                     Definitive Proxy
Number                                   Statement.
- ------                                   ----------

10.  Directors and Executive Officers       2 - 3
11.  Executive Compensation                   4
12.  Security Ownership of Certain          2 - 3
     Beneficial Owners and Management
13.  Certain Relationships and Related        4
     Transactions

Except as specifically incorporated herein by reference, the above mentioned Definitive Proxy Statement is not deemed filed as part of this report.

                              PART I

Item 1 - Business

     (a)  General Development of Business.

     The Valley Fair Corporation ("Valley Fair") was incorporated under the laws of the state of Delaware on June 13, 1955. The Valley Fair Corporation together with its subsidiary, L. F. Widmann, Inc. (collectively called the "Registrant" or the "Corporation") is engaged in the business of operating retail discount stores and variety stores.

     During its fiscal year ended January 28, 1996, ("1996 fiscal year") the Corporation continued to operate two discount department stores in New Jersey. In addition, the Corporation presently operates, through its wholly owned subsidiary, L.F. Widmann, Inc., 127 retail locations, including 67 departments in stores controlled by its "Parent", Schottenstein Stores Corporation.

     (b)  Financial Information About Industry Segments.

     The Corporation's operations consist of a single line of business.

     (c)  Narrative Description of Business.

     The Corporation currently operates through a combination of owned and licensed departments, two "full line" discount department stores, under the name "Valley Fair", in the State of New Jersey. The stores sell soft goods such as men's and women's clothing, hard goods such as hardware, stationery and health and beauty aids, as well as grocery items in a full line supermarket situated at one of the store locations. Each store is free-standing and offers an in-depth selection of nationally advertised brand products.

     Through its wholly owned subsidiary, L. F. Widmann, Inc., the Corporation currently operates 127 retail health and beauty aid variety stores, including 67 licensed departments in Value City Department Stores controlled by its parent Schottenstein Stores Corporation. The stores sell non-prescription proprietary drugs, tobacco and other sundries (including greeting cards, stationery, electronics, toys and small appliances), cosmetics and hair goods and other products.

     The merchandise consists mostly of nationally advertised brand products, as well as private label merchandise.

     During the last three years no single class of similar products has accounted for ten percent of the Corporation's revenues.

     The Corporation does not own any patents, trademarks, licenses, franchises or concessions, other than licenses to operate departments in two stores owned by others. Those licenses are not material to the Corporation's operations.

     The Corporation purchases from its suppliers on normal trade credit terms. The Corporation sells at retail for cash and accepts certain charge cards.

     Because of the retail nature of the Corporation's business, the Company is not dependent upon a single customer or a few customers and no single customer accounts for 10 percent or more of the Corporation's sales. Likewise, the Corporation does not have a significant backlog of orders.

     The Corporation is not materially affected by federal, state or local regulations relating to the discharge of materials into the environment or otherwise relating to the protection of the environment. During the last few fiscal years adequate heating and cooling was available at all of the Corporation's locations. The Corporation is not engaged in any manufacturing operations, so processing fuels are not required.

     The Corporation's operations are not generally seasonal except for an increase in sales during the Christmas season.

     The Corporation operates in geographical areas in which retail operations are highly competitive. Competition is based upon price, quality, selection and service.

     The Corporation competes directly with several types of retailers, including full line department stores, discount department stores, specialty shops, discount houses, supermarkets, pharmacies, and variety stores. Many of the Corporation's direct competitors are national or regional chains and have greater financial resources than the Corporation. Due to the number and variety of competitors, the Corporation is unable to determine its competitive position.

     The Corporation's discount department store operations employ approximately 250 persons, of whom approximately 150 are employed full time. Substantially all of such employees are unionized except for supervisory personnel. The Corporation considers its labor relations to be satisfactory. Widmann has approximately 440 employees of whom approximately 330 are employed full time. Except for approximately 90 warehouse personnel, Widmann's employees are not unionized. Widmann considers its labor relations to be satisfactory.

     The Corporation does not have sales to customers in foreign countries.

Item 2 - Properties

     Registrant's two discount department stores are operated at free standing facilities. These units are one story buildings and information concerning each facility is summarized as follows:

                       APPROXIMATE           LEASE
     LOCATION          SQUARE FEET         EXPIRATION
     --------          -----------         ----------

     Chancellor Ave.     140,000             Owned
     Irvington, N.J.

     Bergen Turnpike     135,000             February 1, 2004
     Little Ferry, N.J.                      (With 2 Ten Year
                                              Options)

     Widmann leases space at 124 locations at which it operates health and beauty aid variety stores, in similar cities and towns in central and western Pennsylvania, Ohio, New Jersey, Tennessee, Michigan, Kentucky, Indiana,
Virginia, West Virginia, Maryland, Delaware, and New York. The size of the leased properties generally range from 800 to 8,000 square feet, with the average size being approximately 3,000 square feet. These leases, including renewal option periods, expire on dates ranging from April 1996 through January 31, 2025.

     In 1980, Widmann purchased 5.54 acres of land in the Clinton County Industrial Park, located in McElhattan, Pennsylvania. Originally, a building containing 43,000 square feet was constructed, and subsequently it was expanded by an additional 30,000 square feet. It is currently in use as headquarters and distribution center.

     In addition, L. F. Widmann, Inc. owns the following store locations:

          426  Bellefonte Avenue, Lock Haven, Pa.
          Seventh Street and Huron Ave., Renovo, Pa.
          849-851 Diamond Street, Williamsport, Pa.


Item 3 - Legal Proceedings

     The Corporation is not a party to any material litigation other than routine litigation arising in the ordinary course of business.


Item 4 - Submission of Matters to a Vote ofSecurity Holders

         None.

                                     PART II


Item 5 - Market for the Registrant's Common Stock and Related Security Holder Matters

     The   Corporation's   Common   Stock   is   traded   principally   in   the
over-the-counter market.

     Effective May 7, 1984 the Board of Directors approved that the Corporation reduce the number of authorized shares of common stock from 20,000,000 to 666,666 and increase the par value per share of its common stock from $.01 per share to $.30 per share. In connection therewith, the Corporation converted each outstanding share of common stock of $.01 par value per share into one-thirtieth (1/30th) of a share of common stock of $.30 par value per share. Fractional shares were not issued. Instead the Corporation paid cash for fractional shares, based on market value of $.625 per share for the former share.

     The table below represents the high and low bid price for the Corporation's Common Stock during the quarters of fiscal 1996 and 1995. These prices represent quotations between dealers in securities, and do not include commissions and do not necessarily represent actual transactions.

         1996            High Bid            Low Bid
         ----            --------            -------
     First Quarter        26.00               26.00
     Second Quarter       26.00               26.00
     Third Quarter        26.00               26.00
     Fourth Quarter       26.00               26.00

         1995
         ----
     First Quarter        26.00               26.00
     Second Quarter       26.00               26.00
     Third Quarter        26.00               26.00
     Fourth Quarter       26.00               26.00

     No dividends were paid in the reporting period. Long term debt agreements that expire May 8, 1996, include certain restrictive covenants which, among other things, prohibit the Corporation from declaring any dividends (except stock dividends).

     The number of holders of record of the Corporation's Common Stock as of January 28, 1996 was 1,164.

Item 6 - Selected Financial Data

                                                       Fiscal Year Ended
                                                       -----------------

                             January 28     January 29     January 30     January 31     January 26
                                1996          1995           1994           1993           1992
                              -------        -------        -------        -------        -------
                             (52 weeks)     (52 weeks)     (52 weeks)     (53 weeks)     (52 weeks)

                                           (000's omitted, except per share amounts)
Net sales excluding
 licensee departments         $68,035        $70,659        $69,877        $66,945        $64,148

Net income                          1             26            725            632          1,338

Per share of common
 stock

  Net income                  $   .00        $   .07        $  1.97        $  1.71        $  3.63

At year end
  Total assets                $34,031        $35,784        $36,889        $34,513        $35,217

  Long-term debt                  233            702         11,099          9,767         10,274

  Working capital              14,710         14,845         25,228         22,848         22,665

  Stockholders' equity         18,468         18,469         18,447         17,728         17,108

Item 7 - Management's Discussion and Analysis of Financial Conditions and Results of Operations

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and notes thereto.


RESULTS OF OPERATIONS

FISCAL 1996 VS. 1995

     The consolidated statements of income for fiscal 1996 and 1995 are comprised of 52 week periods. Net sales decreased $2,624,000, or 3.7% to $68,035,000 in fiscal 1996. The decrease in net sales was primarily attributable to increased competition, while adverse economic uncertainties continued to affect consumer buying patterns. Competitive factors continue to affect sales growth and are being evaluated and addressed through emphasis on customer service and promotional activities. Management continues to monitor individual store locations for their contributions to the overall company profit plan (See Liquidity and Capital Resources). Tenant license revenue was approximately $59,000 (1.2%) more than the prior fiscal year.

     Gross profit as a percentage of sales was 31.4% in fiscal 1996 as compared to 30.4% for fiscal 1995, resulting from an increase of promotional merchandise purchased at favorable and liquidated values and an improvement in the estimates used to allocate overhead to warehouse inventory.

     Selling, general and administrative expenses decreased by 1.3% in fiscal 1996 as compared to a 4% increase in fiscal 1995. The $330,000 decrease in fiscal 1996 was primarily the result of decreased depreciation and payroll tax expense. The decrease in depreciation expense was a result of assets becoming fully depreciated. The decrease in payroll tax expense was a result of a reduction in the unemployment compensation rate. Selling, general and administrative expenses as a percentage of net sales increased 1% in fiscal 1996 compared to fiscal 1995 (i.e. 37.1% in fiscal 1996 versus 36.1% in fiscal 1995).

     Interest expense in fiscal 1996 increased approximately $168,000 compared to fiscal 1995, a 20% increase. The increase in expense is attributable to an increase in the borrowings outstanding during 1996, along with higher rates during 1996.

     The effective tax rate for fiscal 1996 was 98% compared to (160%) in fiscal 1995. A further analysis of these changes can be found in the notes to the consolidated financial statements.

FISCAL 1995 VS. 1994

     The consolidated statements of income for fiscal 1995 and 1994 are comprised of 52 week periods. Net sales increased $782,000, or 1% to $70,659,000 in fiscal 1995. The increase in net sales was partially attributable to the addition of 1 new store. Sales of new store openings (net of closings) were approximately $326,000. Same store sales increased a modest $456,000 in fiscal 1995, as new stores opened in the prior year matured, with competition and economic uncertainties continuing to effect consumer buying patterns. The Company expects same store sales to increase modestly as the economy improves. Competitive factors continue to affect sales growth and are being evaluated and addressed through emphasis on customer service and promotional activities. Management continues to monitor individual store locations for their contributions to the overall company profit plan. Tenant license revenue was approximately $250,000 (5.4%) more than the prior fiscal year, which was the result of the expansion and addition of tenant departments.

     Gross profit as a percentage of sales was 30.4% in fiscal 1995 as compared to 31.4% for fiscal 1994, resulting from a significant decrease of promotional merchandise purchased at favorable and liquidated values.

     Selling, general and administrative expenses increased by 4.0% and 9.1% in fiscal 1995 and 1994, respectively. The $973,000 increase in fiscal 1995 was primarily the result of increased salaries and employee benefits. Several factors contributed to the increase in salaries and benefits including salaries associated with new store openings, additional supervisory positions as well as annual pay increases. Selling, general and administrative expenses as a percentage of net sales increased .9% in fiscal 1995 compared to fiscal 1994 (i.e. 36.1% for fiscal 1995 versus 35.2% in fiscal 1994).

     Interest expense in fiscal 1995 increased approximately $135,000 compared to fiscal 1994, a 19% increase. The increase in expense is principally attributable to higher rates during 1995.

     The effective tax rate for fiscal 1995 was (160%) compared to 44% in fiscal 1994. A further analysis of these changes can be found in the notes to the consolidated financial statements.

LIQUIDITY AND FINANCIAL RESOURCES

     As of January 28, 1996, the Company's cash and cash equivalent balance was $3,609,000. The Company's principal sources of liquidity are cash available from operations and available borrowings from bank agreements. During 1995, the Company entered into a revolving credit agreement with a new bank. Working capital amounted to $14,710,000 at January 28, 1996 compared to $14,845,000 at January 29, 1995, a decrease of $135,000. The current ratio at January 28, 1996 and January 29, 1995 was 2 to 1.

     In March 1996, the Company decided to close 16 of its unprofitable L.F. Widmann, Inc. stores. As a result of these closings, the Company anticipates a $835,000 charge to operations in the first quarter of fiscal 1997. Approximately 76% of the charges represents the expected loss on the liquidation of the inventories at these locations.

     The Company believes that its fiscal 1996 working capital needs, capital expenditures and debt repayments can be funded from operations and available credit lines.


NEW ACCOUNTING STANDARDS

     The Company adopted a new accounting standard for disclosures about fair value of financial instruments (FAS 107) in fiscal 1996. This new standard did not affect the financial position of the Company.

     As discussed more fully in Note 1 to the consolidated financial statements, the Company adopted a new accounting standard for income taxes (SFAS 109) in the first quarter of fiscal 1994. This new standard did not significantly impact the financial statements of the Company.

     The Financial Accounting Standards Board (FASB) has established a new accounting standard relating to the accounting for the impairment of long-lived assets (FAS 121). FAS 121 is effective for fiscal years beginning after December 15, 1995. It is anticipated that this new standard will not affect the financial position of the Company.

INFLATION

     Although not significant, inflation continues to cause increases in product and occupancy costs. The effects of these cost increases are minimized by increased selling prices and operating efficiencies.

Item 8 - Financial Statements

INDEX TO FINANCIAL STATEMENTS

Consolidated financial statements


     Independent Auditors' Reports
       Alpern, Rosenthal & Company
       KPMG Peat Marwick LLP

     Consolidated Balance Sheets - January 28, 1996 and
      January 29, 1995

     Consolidated  Statements  of Income for the Years Ended  January 28,  1996,
      January 29, 1995 and January 30, 1994

     Consolidated Statements of Stockholders' Equity for the Years Ended January
      28, 1996, January 29, 1995 and January 30, 1994

     Consolidated Statements of Cash Flows for the Years Ended January 28, 1996,
      January 29, 1995 and January 30, 1994

     Notes to Consolidated Financial Statements

                          Independent Auditors' Report



Board of Directors and Stockholders
The Valley Fair Corporation
Little Ferry, New Jersey


    We have audited the accompanying consolidated balance sheets of The Valley Fair Corporation (a subsidiary of Schottenstein Stores Corporation) and subsidiary as of January 28, 1996 and January 29, 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the 1996 and 1995 financial statements referred to above present fairly, in all material respects, the financial position of The Valley Fair Corporation and subsidiary as of January 28, 1996 and January 29, 1995, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.





/s/ Alpern, Rosenthal & Company
Pittsburgh, Pennsylvania




March 22, 1996

[GRAPHIC -- COMPANY LOGO]
KPMG Peat Marwick LLP

     225 Market Street
     Suite 300
     P.O. Box 1190
     Harrisburg, PA 17108-1190


                          Independent Auditor's Report



Board of Directors and Shareholders
The Valley Fair Corporation:

We have audited the accompanying consolidated statements of income, stockholders' equity, and cash flows for the year ended January 30, 1994 of The Valley Fair Corporation (a subsidiary of Schottenstein Stores Corporation) and subsidiary. In connection with our audit of the consolidated financial statement, we have also audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of their operations and their cash flows for the year ended January 30, 1994 of The Valley Fair Corporation and subsidiary in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.



                                   /s/KPMG Peat Marwick LLP

April 8, 1994

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY


                           Consolidated Balance Sheets

                                                        January 28    January 29
                                                           1996          1995
                                                        -----------   -----------
ASSETS

Current Assets
     Cash and cash equivalents ......................   $ 3,608,605   $ 3,652,566
     Accounts receivable
       Trade ........................................       711,188       507,766
       Affiliate - Note 2 ...........................       128,912       395,705
     Merchandise inventories ........................    23,955,006    25,436,852
     Prepaid expenses ...............................       582,341       460,404
     Deferred income taxes - Note 8 .................       443,000       455,000
                                                        -----------   -----------


          Total Current Assets ......................    29,429,052    30,908,293
                                                        -----------   -----------


Property and Equipment - At cost - Notes 3, 5, and 6     11,235,334    11,060,919
     Less:  Accumulated depreciation and amortization     6,969,475     6,481,586
                                                        -----------   -----------


          Total Property and Equipment - Net ........     4,265,859     4,579,333
                                                        -----------   -----------


Other Assets ........................................       336,174       296,605
                                                        -----------   -----------



          Total Assets ..............................   $34,031,085   $35,784,231
                                                        ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                        January 28    January 29
                                                           1996          1995
                                                        -----------   -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Note payable - bank - Note 5 .....................   $ 9,710,300   $ 9,375,000
   Current maturities of long-term debt - Note 6 ....        65,010       423,949
   Accounts payable
     Trade ..........................................     2,911,974     4,025,734
     Affiliate - Note 2 .............................       405,764       362,102
   Accrued liabilities - Note 4 .....................     1,626,208     1,876,157
                                                        -----------   -----------
        Total Current Liabilities ...................    14,719,256    16,062,942

Long-term Liabilities
   Long-term debt - less current maturities - Note 6        233,569       701,861
   Deferred income and security deposits ............       113,081       105,435
   Deferred income taxes - Note 8 ...................       497,000       445,000
                                                        -----------   -----------
        Total Liabilities ...........................    15,562,906    17,315,238

Commitments and Contingencies - Notes 7 and 10 ......          --            --

Stockholders' Equity
   Common stock, par value $.30 per share;
    authorized 666,666 shares, issued and outstanding
    367,983 in 1996 and 368,053 shares in 1995 ......       110,395       110,416
   Additional paid-in capital .......................       802,754       804,553
   Retained earnings ................................    17,555,030    17,554,024
                                                        -----------   -----------
        Total Stockholders' Equity ..................    18,468,179    18,468,993
                                                        -----------   -----------

        Total Liabilities and Stockholders' Equity ..   $34,031,085   $35,784,231
                                                        ===========   ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY

                        Consolidated Statements of Income

- --------------------------------------------------------------------------------
  For the Years Ended January 28, 1996, January 29, 1995, and January 30, 1994
- --------------------------------------------------------------------------------

                                                  1996           1995           1994
                                              ------------   ------------    ------------
Net Sales - Excluding license
 departments ..............................   $ 68,034,924   $ 70,659,304    $ 69,877,040

Cost of Sales .............................     46,690,549     49,173,119      47,956,839
                                              ------------   ------------    ------------
       Gross Profit .......................     21,344,375     21,486,185      21,920,201

Tenant Department License
 Revenue and Other (related parties -
 1996 - 47%, 1995 - 47%, 1994 - 48%) ......      4,962,810      4,903,342       4,653,509
                                              ------------   ------------    ------------
                                                26,307,185     26,389,527      26,573,710
Selling, General and
 Administrative Expenses (related parties -
 1996 - 13%, 1995 - 14%, 1994 - 15%) ......     25,214,754     25,542,116      24,569,319
                                              ------------   ------------    ------------
       Income from Operations .............      1,092,431        847,411       2,004,391

Interest Expense ..........................      1,005,425        837,405         701,926
                                              ------------   ------------    ------------
       Income Before
        Income Taxes ......................         87,006         10,006       1,302,465

Provision for (Recovery of)
 Income Taxes - Note 8 ....................         86,000        (16,000)        577,400
                                              ------------   ------------    ------------
Net Income ................................   $      1,006   $     26,006    $    725,065
                                              ============   ============    ============

Net Income Per Common Share ...............   $        .00   $        .07    $       1.97
                                              ============   ============    ============

Weighted Average Shares Outstanding .......        368,030        368,309         368,598
                                              ============   ============    ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY

                 Consolidated Statements of Stockholders' Equity

- --------------------------------------------------------------------------------
  For the Years Ended January 28, 1996, January 29, 1995, and January 30, 1994
- --------------------------------------------------------------------------------

                                                          Additional
                                       Common              Paid-In              Retained
                                       Stock               Capital              Earnings             Total
                                    ------------         ------------         ------------        ------------
Balance - January 31, 1993 .        $    110,525         $    814,577         $ 16,802,953        $ 17,728,055

  Purchase and retirement of
   199 shares ..............                 (60)              (5,612)                --                (5,672)

  Net income ...............                --                   --                725,065             725,065
                                    ------------         ------------         ------------        ------------

Balance - January 30, 1994 .             110,465              808,965           17,528,018          18,447,448

  Purchase and retirement of
   164 shares ..............                 (49)              (4,412)                --                (4,461)

  Net income ...............                --                   --                 26,006              26,006
                                    ------------         ------------         ------------        ------------

Balance - January 29, 1995 .             110,416              804,553           17,554,024          18,468,993

  Purchase and retirement of
   70 shares ...............                 (21)              (1,799)                --                (1,820)

  Net income ...............                --                   --                  1,006               1,006
                                    ------------         ------------         ------------        ------------

Balance - January 28, 1996 .        $    110,395         $    802,754         $ 17,555,030        $ 18,468,179
                                    ============         ============         ============        ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

- --------------------------------------------------------------------------------
  For the Years Ended January 28, 1996, January 29, 1995, and January 30, 1994
- --------------------------------------------------------------------------------

                                                1996          1995           1994
                                            -----------    -----------    -----------
Cash Provided by (Used for)
 Operating Activities
  Net income ............................   $     1,006    $    26,006    $   725,065
  Noncash items included in net income
    Depreciation and amortization .......       632,487        884,655        849,276
    Deferred income taxes ...............        64,000       (301,000)       208,400
    Changes in
      Accounts receivable ...............        63,371       (223,211)        66,236
      Merchandise inventories ...........     1,481,846       (412,949)    (2,172,428)
      Accounts payable and
       accrued expenses .................    (1,320,047)       288,261        273,359
      Other items .......................      (153,861)       (77,365)       (90,215)
                                            -----------    -----------    -----------
       Net Cash Provided by (Used for)
        Operating Activities ............       768,802        184,397       (140,307)
                                            -----------    -----------    -----------

Cash Used for Investing Activities
  Acquisitions of property and equipment       (319,012)      (472,948)      (533,219)
                                            -----------    -----------    -----------

Cash Provided by (Used for)
 Financing Activities
  Note payable - bank ...................       335,300       (625,000)     2,250,000
  Proceeds from long-term debt ..........          --           27,064      2,037,820
  Payments of long-term debt ............      (827,231)      (433,940)    (3,063,342)
  Purchase and retirement of common stock        (1,820)        (4,461)        (5,672)
                                            -----------    -----------    -----------
       Net Cash Provided by (Used for)
        Financing Activities ............      (493,751)    (1,036,337)     1,218,806
                                            -----------    -----------    -----------
Increase (Decrease) in Cash
 and Cash Equivalents ...................       (43,961)    (1,324,888)       545,280
Cash and Cash Equivalents -
 Beginning of year ......................     3,652,566      4,977,454      4,432,174
                                            -----------    -----------    -----------
Cash and Cash Equivalents -
 End of year ............................   $ 3,608,605    $ 3,652,566    $ 4,977,454
                                            ===========    ===========    ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY

- --------------------------------------------------------------------------------
  For the Years Ended January 28, 1996, January 29, 1995, and January 30, 1994
- --------------------------------------------------------------------------------

                                           1996           1995           1994
                                        ----------     ----------     ----------
                Supplemental Disclosures of Cash Flow Information

Cash Paid During the Year for
  Interest ........................     $1,091,984     $  735,859     $  701,926
                                        ==========     ==========     ==========

  Income taxes ....................     $  154,852     $  353,040     $  320,100
                                        ==========     ==========     ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY

                 Notes to the Consolidated Financial Statements

Note 1 - Summary of Significant Accounting Policies

   A.  Reporting Entity and Nature of Business

       The consolidated financial statements include the accounts of The Valley Fair Corporation (Valley Fair) and its wholly-owned subsidiary, L.F. Widmann, Inc. (Widmann), collectively referred to as "The Company". All material intercompany transactions have been eliminated in consolidation. The majority of the Company's stock (93%) is controlled by Schottenstein Stores Corporation and affiliated companies (the Parent).

       Valley Fair currently operates, through a combination of owned and licensed departments, two discount stores in the state of New Jersey. The stores sell apparel, shoes, hard goods, e.g., hardware, stationery, health and beauty aids, as well as food items in a full-line supermarket at one location.

       Widmann currently operates and licenses 127 retail health and beauty aid stores primarily in Pennsylvania and also in 11 other Mid-Atlantic and Mid-Western States. The stores sell non-prescription proprietary drugs, tobacco, greeting cards, stationery, electronics, toys, small appliances, cosmetics, hair care products and other household items.

       The Company, excluding licensed departments, is in one segment of business - retail sales to the general public.

       The Company's fiscal year ends on the Sunday closest to January 31. The fiscal years ended January 28, 1996, January 29, 1995 and January 30, 1994 contained 52 weeks.

   B.  Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

   C.  Cash and Cash Equivalents

       The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Approximately 49% and 37% of cash and cash equivalents as of January 28, 1996 and January 29, 1995, respectively, were held in bankers acceptances. Substantially all of the remaining cash and cash equivalents were maintained in accounts with two banks.

 D.   Merchandise Inventories

      Merchandise inventories are valued at the lower of cost (first-in, first-out basis) or market determined by the retail inventory method for store inventories and an average cost method for the warehouse inventory.

      During 1996, the Company improved the estimates used to allocate overhead to warehouse inventory. As a result of this change, overhead cost allocated to inventory was approximately $340,000 greater than if the old estimates had been used.

 E.   Property and Equipment

      Depreciation is provided by the straight-line method over the estimated useful lives of assets.

      Maintenance and repairs which are not considered to extend the useful lives of assets are charged to operations as incurred. Additions and improvements are capitalized. Upon sale or retirement, the cost of assets and related allowances are removed from the accounts and any resulting gains or losses are included in other income (expense).

 F.   Store Opening and Closing Costs

      Expenditures of a non-capital nature incurred prior to the opening of a new store are charged to operations as incurred. Costs of closing a store are expensed in the year in which the store is closed.

 G.   Income Taxes

      Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due and deferred taxes relating to temporary differences. The primary differences are in the basis of property and equipment and deferred compensation between financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future Federal and state taxable income. (See also Note 8.)

 H.   Reclassifications

      Certain reclassifications have been made to the 1995 and 1994 financial statements in order to conform to 1996 presentations.

 I.   Net Income Per Common Share

      Net income per common share has been computed based on the weighted average number of shares of common stock outstanding during the periods.

Note 2 - Transactions with Affiliates

 Valley Fair has entered into license agreements for tenant departments with an affiliated company of its Parent. The consolidated statements of income include rental income earned from these licenses with affiliated companies of approximately $2,347,000 in 1996, $2,312,000 in 1995 and $2,243,000 in 1994.

 Widmann's  has entered into  agreements  to lease  tenant  retail space from an affiliated company of Schottenstein Stores Corporation. Rents are based on a percentage of sales. The related rental expense (Note 7) incurred was approximately $2,195,000 in 1996, $2,329,000 in 1995, and $2,498,000 in 1994. In
addition, Widmann is charged approximately 2.9% of sales in those stores as reimbursement for certain store operating expenses.

 The accounts receivable and payable - affiliate are a result of the above transactions.

 The Company was charged $125,000 per year in 1996, 1995, and 1994 by the Parent for certain administrative services provided.

Note 3 - Property and Equipment

 Property and equipment consisted of the following:

                                                       January 28     January 29
                                                          1996           1995
                                                       -----------   -----------
Land ...............................................   $   569,590   $   569,590
Buildings ..........................................     2,613,334     2,613,334
Fixtures and equipment .............................     5,571,284     5,491,143
Automobiles and trucks .............................       675,004       742,012
Leasehold improvements .............................     1,806,122     1,644,840
                                                       -----------   -----------
                                                        11,235,334    11,060,919
Less:  Accumulated depreciation and amortization ...     6,969,475     6,481,586
                                                       -----------   -----------
                                                       $ 4,265,859   $ 4,579,333
                                                       ===========   ===========

Note 4 - Accrued Liabilities

   Accrued liabilities consist of:

                                                  January 28          January 29
                                                     1996                1995
                                                  ----------          ----------
Deferred compensation ..................          $1,004,128          $  985,000
Payroll and vacation ...................             315,271             337,001
Insurance ..............................             281,577             172,567
Other ..................................              25,232             381,589
                                                  ----------          ----------
                                                  $1,626,208          $1,876,157
                                                  ==========          ==========

Note 5 - Note Payable - Bank

   During 1996, the Company entered into a $14,000,000 unsecured revolving credit agreement with a new bank. Borrowings under this arrangement bear interest at either a Euro-rate or prime at the Company's option. Substantially all the line was subject to a Euro-rate, which was 7.31% at January 28, 1996. The weighted average interest rate at January 28, 1996 and January 29, 1995 was 7.43% and 8.38%, respectively.

   The agreement also contains several financial covenants including minimum net worth, minimum working capital, and minimum pre-tax interest coverage.

Note 6 - Long-term Debt

   Long-term debt consists of the following:

                                                      January 28    January 29
                                                         1996          1995
                                                     -----------    -----------
Mortgage  notes  payable,   Pennsylvania
   Industrial   Development   Authority,
   interest  ranging  from 3 to 4%,  due
   August  1996  and   September   2003,
   collateralized by a first mortgage on
   the property and building, guaranteed
   by the Parent Company. .......................... $   269,161    $   324,178

Various other installment notes payable ............      29,418         82,611

                                                       January 28     January 29
                                                          1996           1995
                                                       ----------     ----------
Bank mortgage and note payable, paid in full
 during 1996 .....................................           --          719,021
                                                       ----------     ----------

                                                          298,579      1,125,810
Less:  Current maturities ........................         65,010        423,949
                                                       ----------     ----------

Long-term Debt ...................................     $  233,569     $  701,861
                                                       ==========     ==========

   Approximate maturities of debt are as follows:

        1997                   $    65,000
        1998                        41,000
        1999                        33,000
        2000                        33,000
        2001                        34,000
        Thereafter                  93,000
                               -----------
                               $   299,000
                               ===========

Note 7 - Leases

   The Company leases retail store locations and delivery vehicles under operating leases. Store leases provide for base rentals and the payment of additional rentals based on sales levels, at certain locations (see also Note
2). In addition, the Company is typically responsible under its leases for real estate taxes, insurance, maintenance and advertising.

   Rent expense charged to operations under these types of arrangements were as follows:

                                             1996         1995           1994
                                          ----------    ----------    ----------
Minimum rentals ......................    $1,240,000    $1,148,000    $1,941,000
Contingent rentals - primarily
 related party (Note 2) ..............     2,732,000     2,731,000     2,498,000
                                          ----------    ----------    ----------
   Total rent expense ................    $3,752,000    $3,879,000    $4,439,000
                                          ==========    ==========    ==========

   Valley Fair also leases certain retail facilities to various tenants under operating and sublet lease arrangements. The amounts received under tenant sub-lease agreements, included below, were approximately $1,861,000 in 1996, $2,133,000 in 1995 and $1,982,000 in 1994. The rental income under tenant lease and sub-lease arrangements, included in tenant revenue, were as follows:

                                         1996            1995            1994
                                      ----------      ----------      ----------
Minimum rentals ................      $2,398,000      $2,355,000      $2,508,000
Contingent rentals .............       1,672,000       1,672,000       1,367,000
                                      ----------      ----------      ----------
  Total rental income ..........      $4,070,000      $4,027,000      $3,875,000
                                      ==========      ==========      ==========

   At January 28, 1996, the approximate minimum rental commitments and tenant income from sub-lease agreements and other operating leases is as follows:

                                                           Tenant Income
                                                   -----------------------------
                                    Operating          Sub-           Operating
  Fiscal                             Leases           Leases            Leases
  ------                          ----------        ----------        ----------
  1997                            $  809,000        $1,237,000        $1,001,000
  1998                               602,000           252,000           218,000
  1999                               451,000            42,000            37,000
  2000                               360,000            16,000             5,000
  2001                               308,000            16,000             3,000
Thereafter                         1,101,000              --                --
                                  ----------        ----------        ----------
                                  $3,631,000        $1,563,000        $1,264,000
                                  ==========        ==========        ==========

Note 8 - Income Taxes

   In 1994, the Company adopted the provisions of FASB 109, Accounting for Income Taxes, effective February 1, 1993. The cumulative effect of the change in accounting principle had no significant effect on the 1994 financial statements.

   The provision for (recovery of) income taxes for the years ended January 28, 1996, January 29, 1995 and January 30, 1994 consisted of the following:

                                      January 28    January 29      January 30
                                         1996           1995           1994
                                     -----------    -----------     ----------
Currently payable                    $    22,000    $   285,000     $  600,000
Deferred expense (benefit)                64,000       (301,000)       (22,600)
                                     -----------    -----------     ----------
                                     $    86,000     ($  16,000)       577,400
                                     ===========     ==========        =======

   The Company has net operating losses totalling approximately $453,000 available to offset future state taxes. These losses expire in various years, depending on state tax laws.

   The reconciliation of income tax expense (benefit) at the statutory Federal rate to the reported income tax expense is as follows:

                                        January 28     January 29      January 30
                                            1996          1995            1994
                                            ----         ------           ----
Federal statutory tax rate                  34.0%          34.0%          34.0%
State income taxes - net of Federal
 tax benefit                                 6.0            5.8            6.6
Adjustment to deferred tax asset
 and liability for enacted changes
 in tax laws and rates                       --             --             3.7
Non-deductible (taxable) items - net        58.0         (199.8)           --
                                            ----         ------           ----
                                            98.0%        (160.0%)         44.3%
                                            ====         ======           ====

    The significant components of deferred income tax expense (benefit) for the years ended January 28, 1996 and January 29, 1995 and January 30, 1994 are as follows:

                                           January 28   January 29   January 30
                                              1996         1995         1994
                                            ---------    ---------    ---------
Property and equipment ..................   $  53,000    ($160,000)   $    --
Prepaid expenses ........................      20,000      (51,000)        --
Deferred compensation ...................      (8,000)     (14,000)        --
State net operating loss
 carryforward ...........................      (1,000)     (41,000)        --
Other ...................................        --        (35,000)     (56,500)
Adjustment to deferred tax assets
 and liabilities for enacted changes
 in tax laws and rates ..................        --           --         33,900
                                            ---------    ---------    ---------
                                            $  64,000    ($301,000)   ($ 22,600)
                                            =========    =========    =========

   The deferred income tax liabilities (assets) were as follows at January 28, 1996 and January 29, 1995:

                                                      January 28     January 29
                                                          1996          1995
                                                       ---------      ---------
Property and equipment - depreciation ............     $ 498,000      $ 445,000
Prepaid expenses .................................       157,000        137,000
Vacation accrual .................................       (88,000)       (88,000)
Inventory reserve ................................       (62,000)       (62,000)
Deferred compensation ............................      (402,000)      (394,000)
State net operating loss carryforward ............       (42,000)       (41,000)
Other ............................................        (7,000)        (7,000)
                                                       ---------      ---------
       Net Deferred Tax Liability (Asset) ........     $  54,000      ($ 10,000)
                                                       =========      =========

Reflected on the balance sheet as
  Current deferred asset .........................     ($443,000)     ($455,000)
  Noncurrent deferred liability ..................       497,000        445,000
                                                       ---------      ---------
       Net Deferred Tax Liability (Asset) ........     $  54,000      ($ 10,000)
                                                       =========      =========

Note 9 - Retirement and Savings Plan

   The Company has a defined contribution retirement plan which covers substantially all of its employees. The Plan is a cash deferred arrangement described in Internal Revenue Code Section 401(k). The Company's contribution to the Plan was $100,000 each in 1996, 1995, and 1994.

   The Plan provides that employees of the Company may elect to defer a certain portion of their compensation and contribute to the Plan. The Corporation makes discretionary contributions as prescribed by the Plan.

Note 10 - Contingencies

   The Company is a defendant in various legal actions and claims arising in the ordinary course of business. After taking into consideration legal counsel's evaluation of such actions, management is of the opinion that such litigation and claims will be resolved without material effect on the Company's financial condition or will be covered by the Company's liability insurance.

Note 11 - Financial Instruments

   The Company has several financial instruments, none of which are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1995, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The fair value amounts have been estimated by the Company using available market information and appropriate valuation methodologies.
Considerable judgement is required in interpreting market data to develop the estimates of fair value and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

Note 12 - Subsequent Event

   In March 1996, the Company decided to close 16 unprofitable Widmann stores. As a result of these closings, the Company expects to have a charge to operations of approximately $835,000 in the first quarter of fiscal 1997. This charge includes approximately $635,000 of anticipated writedowns in inventories to liquidation value.

Item 9 - Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

   In December 1994, the Corporation terminated KPMG Peat Marwick LLP as independent auditors for the Corporation for the fiscal year ended January 29, 1995 and engaged Alpern, Rosenthal & Company.

     The independent auditor's report on the financial statements of the Corporation for fiscal 1994 did not contain an adverse opinion or disclaimer as to uncertainty, audit scope or accounting principles. The decision to change accountants was approved by the Board of Directors.

   In connection with the fiscal year ended January 30, 1994 and the subsequent interim period through December 15, 1994, there was no disagreement with KPMG Peat Marwick LLP on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedures which, if not resolved to the satisfaction of KPMG Peat Marwick LLP, would have caused KPMG Peat Marwick LLP to make reference to the subject matter of the disagreement in its report.

                                    PART III

Item 10 - Directors and Executive Officers of the Registrant

   The information required by this Item relating to directors and nominees for election as directors at the Company's Annual Meeting of Shareholders to be held on June 19, 1996 is incorporated herein by reference to the information under the caption "Election of Directors" on pages 2 and 3 of the Corporation's definitive Proxy Statement (the 1996 Proxy Statement) filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934. The information required by this Item relating to executive officers is incorporated herein by reference to the 1996 Proxy Statement on page 2 and page 3.

Item 11 - Executive Compensation

   The information required by this Item is incorporated herein by reference to the information under the caption "Management Compensation" on page 4 of the 1996 Proxy Statement.

Item 12 - Security Ownership of Certain Beneficial Financial Owners and Management

   The information required by this Item is incorporated herein by reference to the information under the caption "Voting Securities and Principal Holders Thereof" on pages 1, 2 and 3 of the 1996 Proxy Statement.

Item 13 - Certain Relationships and Related Transactions

   The information required by this Item is incorporated by reference to the information under the caption "Transactions with Management" on page 4 of the 1996 Proxy Statement.

                                     Part IV


Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K


(A) (1) The following financial statements are included in Part II, Item 8:

       Reports of Independent Certified Public Accountants

       Consolidated Financial Statements:

       Consolidated Balance Sheets - January 28, 1996 and January 29, 1995

       Consolidated Statements of Income for Years Ended January 28, 1996, January 29, 1995 and January 30, 1994

       Consolidated Statements of Stockholders' Equity for Years Ended January 28, 1996, January 29, 1995 and January 30, 1994

       Consolidated Statements of Cash Flows for Years Ended January 28, 1996, January 29, 1995 and January 30, 1994

       Notes to Consolidated Financial Statements

   (2) The following financial schedule for the periods 1996, 1995 and 1994 is submitted herewith:

       Schedule II - Valuation and Qualifying Accounts           IV-2

       All  other   schedules  are  omitted   because  they  are  not  required,
       inapplicable, or the information is otherwise shown in the financial statements or notes thereto.

(B)    Reports on Form 8-K (No Reports filed)

                                   SCHEDULE II

                        VALUATION AND QUALIFYING ACCOUNTS

Column A                          Column B    Column C    Column D      Column E
- --------                          --------    --------    --------      --------

                                 Balance at  Charged to                Balance at
                                 Beginning   Costs and    Deductions     End of
                                 of Period   Expenses     Describe       Period
                                  -------     -------     -------        -------
Year Ended January 28,
 1996

  Allowance for
   doubtful accounts ........     $17,978     $  --       $  --          $17,978
                                  =======     =======     =======        =======

Year ended January 29,
 1995

  Allowance for
   doubtful accounts ........     $20,733     $  --       $ 2,755(1)     $17,978
                                  =======     =======     =======        =======

Year ended January 30,
 1994

   Allowance for
    doubtful accounts .......     $20,262     $   471     $  --          $20,733
                                  =======     =======     =======        =======


(1)  Uncollectible accounts written off, net of recoveries.

    Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.



                          By:    /S/ ROSS N. ALFIERI
                                 --------------------------
                                 Ross N. Alfieri
                                 Treasurer and
                                 Assistant Secretary


DATE: April 24, 1996

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/S/ JAY L. SCHOTTENSTEIN
- --------------------------------------------                      April 24, 1996
Jay L. Schottenstein, Chairman of the Board

/S/ ERWIN LEHR
- --------------------------------------------                      April 24, 1996
Erwin Lehr, President and Director



/S/ THOMAS R. KETTELER
- --------------------------------------------                      April 24, 1996
Thomas R. Ketteler, Secretary and Director



/S/ ROSS N. ALFIERI
- --------------------------------------------                      April 24, 1996
Ross N. Alfieri, Treasurer and Director