Form 10-K/A
VALLEY FAIR CORP
filed 1996-05-20
CIK 102678

FORM 10-K/A
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


/S/ JAY L. SCHOTTENSTEIN
--------------------------------------------                      April 24, 1996
Jay L. Schottenstein, Chairman of the Board

/S/ ERWIN LEHR
--------------------------------------------                      April 24, 1996
Erwin Lehr, President and Director



/S/ THOMAS R. KETTELER
--------------------------------------------                      April 24, 1996
Thomas R. Ketteler, Secretary and Director



/S/ ROSS N. ALFIERI
--------------------------------------------                      April 24, 1996
Ross N. Alfieri, Treasurer and Director