Form 10-Q
period 1996-04-28
VALLEY FAIR CORP
filed 1996-06-10
CIK 102678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended......April 28, 1996...........

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

                          367,963 shares April 28, 1996

                   The Valley Fair Corporation and Subsidiary



                                 C O N T E N T S



Consolidated Condensed Balance Sheets
April 28, 1996 and January 28, 1996

Consolidated Condensed Statements of Income Thirteen
Thirteen weeks ended April 28, 1996
Thirteen weeks ended April 30, 1995

Consolidated Statements of Cash Flows -
Thirteen weeks ended April 28, 1996
Thirteen weeks ended April 30, 1995

Notes to Consolidated Condensed Financial Statements

Management's Discussion and Analysis of the Consolidated
Condensed Statements of Income

Other Information and Signatures

               THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                                  April 28,    January 28,
                                                                    1996          1996
                                                                 -----------   -----------
      ASSETS
Current assets:
  Cash and cash equivalents ..................................   $ 3,764,567   $ 3,608,605
  Accounts receivable - trade ................................       814,804       711,188
  Accounts receivable - affiliates ...........................       128,912       128,912
  Inventories ................................................    22,683,929    23,955,006
  Prepaid expenses ...........................................       690,376       582,341
  Deferred income taxes ......................................       418,000       443,000
                                                                 -----------   -----------
     Total current assets ....................................    28,500,588    29,429,052

Property, plant and equipment--net ...........................     4,240,607     4,265,859

Other assets .................................................       340,053       336,174
                                                                 -----------   -----------
                                                                  33,081,248    34,031,085
                                                                 ===========   ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Note payable - bank ........................................     9,429,000     9,710,300
  Current maturities of long-term debt .......................        57,054        65,010
  Accounts payable         Trade .............................     2,295,549     2,911,974
                           Affiliate .........................       297,753       405,764
  Accrued expenses and other current
  liabilities ................................................     2,277,879     1,626,208
                                                                 -----------   -----------
     Total current liabilities ...............................    14,357,235    14,719,256
                                                                 -----------   -----------
Long-term debt, less current maturities ......................       219,106       233,569
Deferred income and security deposits ........................       122,737       113,081
Deferred income taxes ........................................       472,000       497,000
                                                                 -----------   -----------
     Total liabilities .......................................    15,171,078    15,562,906
                                                                 -----------   -----------
(Continued)

               THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                      CONSOLIDATED BALANCE SHEETS
                              (Unaudited)

                                                                  April 28,    January 28,
                                                                    1996          1996
                                                                 -----------   -----------
Shareholder's equity
  Common stock par value $.30 per share;
  authorized 666,666 shares, issued
  367,963 shares at April 28, 1996
  367,983 shares at January 28, 1996 .........................       110,389       110,395
Additional paid-in capital ...................................       802,240       802,754
Retained earnings ............................................    16,997,541    17,555,030
                                                                 -----------   -----------
Total stockholders' equity ...................................    17,910,170    18,468,179
                                                                 -----------   -----------
                                                                 $33,081,248   $34,031,085
                                                                 ===========   ===========




         The accompanying notes are an integral part of these condensed financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENT OF INCOME
                                   (Unaudited)


                                                     Thirteeen weeks Ended
                                                April 28, 1996    April 30,1995
                                                --------------    -------------
Net sales
 excluding licensee departments ..........      $ 14,679,769       $ 15,872,584


Cost of sales ............................        10,012,076         10,873,396
                                                ------------       ------------
Gross profit .............................         4,667,693          4,999,188

Tenant departments
 licensee revenue and other ..............         1,398,529          1,145,045
                                                ------------       ------------
                                                   6,066,222          6,144,233
 Selling, general and
     administrative ......................         6,803,885          5,919,016
                                                ------------       ------------
Income (loss) from operations ............          (737,663)           225,217

Interest expense .........................           191,483            249,922
                                                ------------       ------------
Loss from operations
  before income taxes ....................          (929,146)           (24,705)

Income taxes (benefit) ...................          (371,657)            (9,880)
                                                ------------       ------------
Net loss .................................      ($   557,489)      ($    14,825)
                                                ============       ============


Earnings per
 common share ............................      ($      1.52)      ($      0.04)


Weighted average
 number of shares ........................           367,973            368,049


         The accompanying notes are an integral part of these condensed financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Thirteen Weeks Ended April 28, 1996 and
                       Thirteen Weeks Ended April 30, 1995


                                                         1996           1995
                                                      ---------      ----------
Cash flows from operating activities:

 Net Loss ......................................       (557,489)        (14,825)
                                                      ---------      ----------
 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
     Gain on sale of assets ....................            -0-          (3,591)
     Depreciation and amortization .............        141,833         151,259
     Increase in accounts and
      notes receivable .........................       (103,616)        (15,679)
     Decrease (Increase) in inventories ........      1,271,077      (1,463,375)
     Increase in prepaid items .................       (108,035)        (90,193)
     Increase (decrease) in deferred
      income and security deposits .............          9,656         (39,170)
     Decrease in accounts payable and
      accrued expenses .........................        (72,765)     (1,267,212)
     Increase in other assets ..................         (3,879)         (9,601)

                                                      ---------      ----------
     Total adjustments .........................      1,134,271      (2,737,562)
                                                      ---------      ----------

     Net cash provided (used) by
      operating activities .....................        576,782      (2,752,387)
                                                      ---------      ----------

Cash flows from investing activities:

     Capital expenditures ......................       (116,581)       (141,615)
                                                      ---------      ----------


     Net cash used in investing
      activities ...............................       (116,581)       (141,615)
                                                      ---------      ----------

                                   (continued)

                THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Thirteen Weeks Ended April 28, 1996
                     Thirteen Weeks Ended April 30, 1995


                                                       1996              1995
                                                     ---------        ---------
Cash flows from financing activities:

     Proceeds from issuance of
      debt ...................................             -0-        1,803,000
     Principal payments of debt ..............        (303,719)        (102,460)
     Purchase of common stock ................            (520)            (182)
                                                     ---------        ---------

     Net cash provided (used) by
      financing activities ...................        (304,239)       1,700,358
                                                     ---------        ---------


     Net increase (decrease)
      in cash ................................         155,962       (1,193,644)

     Cash and cash equivalents at
      beginning of period ....................       3,608,605        3,652,566
                                                     ---------        ---------

     Cash and cash equivalents at
      end of period ..........................       3,764,567        2,458,922
                                                     ---------        ---------

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   FOR THE THIRTEEN WEEKS ENDED APRIL 28, 1996
                                   (Unaudited)




NOTE 1  -   BASIS OF PRESENTATION


            The financial information included herein is unaudited. In addition, the financial information does not include all disclosures required under generally accepted accounting principles because certain note information included in the company's annual report has been omitted: however, such information reflects all adjustments (consisting solely of normal recurring adjustments) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods.

            The results of operations for the thirteen weeks ended April 28, 1996 and the thirteen weeks ended April 30, 1995 are not necessarily indicative of the results to be expected for the full year.


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

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY

           Management's Discussion and Analysis of Financial Condition
                            and Results of Operations


Results of Operations

Consolidated net sales decreased approximately $1,193,000 or 7.5% for the thirteen week period ended April 28, 1996, as compared to the thirteen weeks ended April 30, 1995. Same store sales decreased approximately $980,000 or 6.4%. Tenant license revenue and other income increased approximately $253,500 on a comparative thirteen week basis.

The gross margin for the thirteen weeks ended April 28, 1996 was 31.8% as compared to 31.5% for the same period a year ago. One factor contributing to the increase in the gross profit percentage was the increase of promotional merchandise purchased at favorable and liquidated values.


Selling, general and administrative expenses increased approximately $885,000 or 14.9%. The increase was due primarily to a provision for losses incurred in the closing of 16 unprofitable stores. All store closings are projected to be completed by June 1996. The relationship of these expenses to net sales was 46.3% for this period as compared to 37.3% for the same period a year ago.

Interest expense decreased approximately $ 50,000 or 23.4% as compared to the 1995 period as a result of greater loan payments and favorable interest rates in the current fiscal quarter.

The   Corporation's   effective   income  tax  rate  for  the  two  periods  was
approximately 40%.

Liquidity and Capital Resourses

As of April 28, 1996, the Corporation's cash and short term investments amounted to $3,765,000. The Corporation's principal sources of liquidity are its available cash balances and funds available through its line of credit.

The Corporation believes that its cash and investment balances will be sufficient to meet its anticipated needs throughout the remainder of the fiscal year 1997.

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-k

         (b) Reports Form 8-K - There were no reports on FORM 8-K filed for the quarter ended April 28, 1996.




                                     SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                          THE VALLEY FAIR CORPORATION
                                          ---------------------------
                                                 (Registrant)


Date:  June 10, 1996                      /S/  ERWIN LEHR
                                          ---------------------------
                                          Erwin Lehr - President


Date:  June 10, 1996                      /s/  ROSS N. ALFIERI
                                          ---------------------------
                                          Ross N. Alfieri - Treasurer