Form 10-Q
period 1996-07-28
VALLEY FAIR CORP
filed 1996-09-10
CIK 102678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended......July 28, 1996...........

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes [X]  No  [ ]

      APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
                           THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Sections 12, 13 or 15(D) of the Securities Exchange Act of 1934 subsequent to the distribution of the securities under a plan confirmed by a court. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                          367,956 shares July 28, 1996

                   The Valley Fair Corporation and Subsidiary



                                 C O N T E N T S



Consolidated Condensed Balance Sheets
July 28, 1996 and January 28, 1996

Consolidated Condensed Statements of Income Thirteen
Weeks and Twenty-six  Weeks Ended July 28, 1996 and
Thirteen Weeks and Twenty-six  Weeks Ended July 30, 1995

Consolidated Statements of Cash Flows -
Twenty-six  Weeks Ended July 28, 1996
Twenty-six  Weeks Ended July 30, 1995

Notes to Consolidated Condensed Financial Statements

Management's Discussion and Analysis of the Consolidated
Condensed Statements of Income

Other Information and Signatures

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                        July 28,     January 28,
                                                          1996           1996
                                                     -----------     -----------
     ASSETS
Current assets:
  Cash .........................................     $ 3,607,782     $ 3,608,605
  Accounts receivable - trade ..................         593,716         711,188
                        affiliates .............         449,294         128,912
  Inventories ..................................      22,418,932      23,955,006
  Prepaid expenses .............................         589,737         582,341
  Deferred income taxes ........................         418,000         443,000
                                                     -----------     -----------
     Total current assets ......................      28,077,461      29,429,052

Property, plant, and equipment, net ............       4,189,849       4,265,859

Other assets ...................................         309,567         336,174
                                                     -----------     -----------
                                                      32,576,877      34,031,085
                                                     ===========     ===========
     LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilites:
  Note payable - bank ..........................       9,623,000       9,710,300
  Current maturities of long-term debt .........          48,217          65,010
  Account Payable -- Trade .....................       2,891,885       2,911,974
                     Affiliate .................         306,708         405,764
  Accrued expenses and other current
    liabilites .................................       1,282,381       1,626,208
                                                     -----------     -----------
     Total current liabilities .................      14,152,191      14,719,256
                                                     -----------     -----------

Long-term debt, less current maturities ........         208,889         233,569
Deferred income and security deposits ..........         118,090         113,081
Deferred income taxes ..........................         472,000         497,000
                                                     -----------     -----------
     Total liabilites ..........................      14,951,170      15,562,906
                                                     -----------     -----------
Stockholders' equity
 Common stock par value $.30 per share,
  authorized 666,666 shares, issued
  367,956 shares at July 28, 1996
  367,983 shares at January 28, 1996 ...........         110,357         110,395
Additional paid in capital .....................         799,490         802,754
Retained earnings ..............................      16,715,860      17,555,030
                                                     -----------     -----------
Total stockholders' equity .....................      17,625,707      18,468,179
                                                     -----------     -----------
Total liabilities and stockholders .............     $32,576,877     $34,031,085
  equity .......................................     ===========     ===========
The  accompanying  notes  are an  integral  part of  these  condensed  financial statements.

                   THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)

                                            Thirteen Weeks                 Twenty-six  Weeks
                                         Ended          Ended            Ended           Ended
                                      July 28,1996   July 30,1995     July 28,1996    July 30,1995
                                     ------------    ------------    ------------    ------------
Net sales
 excluding licensee ..............   $ 14,539,677    $ 16,010,843    $ 29,219,446    $ 31,883,427
 departments

Cost of Sales ....................     10,358,591      10,445,310      20,370,667      21,318,706
                                     ------------    ------------    ------------    ------------
                                        4,181,086       5,565,533       8,848,779      10,564,721


Tenant departments
 licensee revenue
 and other .......................      1,376,618       1,256,385       2,775,147       2,401,430
                                     ------------    ------------    ------------    ------------
                                        5,557,704       6,821,918      11,623,926      12,966,151
                                     ------------    ------------    ------------    ------------
Expenses:
 Selling, general
 and administrative ..............      5,845,280       6,363,313      12,649,165     12,282,329,
 Interest expense ................        181,847         262,724         373,330         512,646
                                     ------------    ------------    ------------    ------------
                                        6,027,127       6,626,037      13,022,495      12,794,975
                                     ------------    ------------    ------------    ------------
Income (loss) before
 income taxes ....................       (469,423)        195,881      (1,398,569)        171,176

Income taxes (benefit) ...........        (88,933)         78,380        (559,400)         68,500
                                     ------------    ------------    ------------    ------------
Net income / (loss) ..............       (380,490)        117,501        (839,169)   $    102,676
                                     ============    ============    ============    ============

Earnings per common share.........        $ (1.03)   $        .32    $      (2.28)   $        .28

Weighted average number
of shares outstanding ............        367,973         368,040         367,969         368,043


The accompanying notes are an integral part of these condensed financial statements.

                THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Twenty-six  Weeks Ended July 28, 1996 and
                 Twenty-six  Weeks Ended July 30, 1995


                                                         1996            1995
                                                     ----------      ----------
Cash flows from operating activities:

 Net income (loss) .............................       (839,169)        102,676
                                                     ----------      ----------

 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
     Gain on sale of assets ....................            -0-          (3,591)
     Depreciation and amortization .............        288,314         303,833
     Increase in accounts and
      notes receivable .........................       (202,910)        (53,507)
     Decrease (increase) in inventories ........      1,536,074      (2,254,626)
     Increase in prepaid items .................         (7,396)       (388,646)
     Increase (decrease) in deferred
      income and security deposits .............          5,009         (28,727)
     Decrease in accounts payable and
      accrued expenses .........................       (462,972)       (642,737)
     Decrease in other assets ..................         26,607          32,162
                                                     ----------      ----------

     Total adjustments .........................      1,182,726      (3,035,839)
                                                     ----------      ----------

     Net cash provided (used) by
      operating activities .....................        343,557      (2,933,163)
                                                     ----------      ----------

Cash flows from investing activities:

     Capital expenditures ......................       (212,305)       (194,390)
                                                     ----------      ----------
     Net cash used in investing
      activities ...............................       (212,305)       (194,390)
                                                     ----------      ----------

                THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Twenty-six  Weeks Ended July 28, 1996 and
                 Twenty-six  Weeks Ended July 30, 1995
                                  (continued)

                                                         1996            1995
                                                     ----------      ----------
Cash flows from financing activities:

     Proceeds from issuance of
      debt ...................................             -0-        3,295,000
     Principal payments of debt ..............        (128,773)        (789,039)
     Purchase of common stock ................          (3,302)            (494)

                                                    ----------       ----------

     Net cash provided by
      financing activities ...................        (132,075)       2,505,467

                                                    ----------       ----------

     Net increase (decrease)
      in cash ................................            (823)        (622,086)

     Cash and cash equivalents at
      beginning of period ....................       3,608,605        3,652,566
                                                    ----------       ----------

     Cash and cash equivalents at
      end of period ..........................       3,607,782        3,030,480
                                                    ==========       ==========

                THE VALLEY FAIR CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             FOR THE TWENTY-SIX  WEEKS ENDED JULY 28, 1996
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

            The results of operations for the twenty-six weeks ended July 28, 1996 and the twenty-six weeks ended July 30, 1995 are not necessarily indicative of the results to be expected for the full year.

NOTE 2      EARNINGS PER SHARE

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

                THE VALLEY FAIR CORPORATION AND SUBSIDIARY

        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Consolidated net sales decreased approximately $2,664,000 or 8.4% for the twenty-six week period ended July 28, 1996 as compared to the twenty-six weeks ended July 30, 1995. Consolidated net sales decreased $1,471,000 or 9.2% for the thirteen week period ended July 28, 1996, as compared to the same prior year period. Same store sales decreased approximately $2,356,000 or 8.0% for the twenty-six week period as compared with the prior year period as competition and economic uncertainties continue to effect consumer buying patterns. Tenant licensee revenue and other increased $374,000 or 15.6% for the twenty-six week period ended July 28, 1996, as compared to the twenty-six weeks ended July 30, 1995. Tenant licensee revenue and other increased $120,000 or 6.6% for the thirteen week period ended July 28, 1996 as compared to the same prior year period.

The gross margins for the twenty-six and thirteen week periods ended July 28, 1996 were 30.3% and 28.8% respectively as compared to 33.1% and 34.8% respectively, for the comparable periods a year ago. The decrease in merchandise which had been purchased on terms favorable to the Corporation and the change in mix of sales from stores generated these lower margins.

Selling, general and administrative expenses increased approximately $367,000 or 3.0% compared to the twenty-six weeks ended July 30, 1995 For the thirteen week period, selling, general and administrative expenses decreased $518,000 or 8.1% compared to the prior year period. For the twenty-six weeks ended July 28, 1996 the increase is due primarily to a provision made in the first quarter for losses incurred by the closing of sixteen unprofitable stores. For the thirteen weeks ended July 28, 1996 the decrease was due to expenses directly attributable to the sales decrease. The relationship of selling, general and administrative expenses to net sales was 43.2% and 40.2% respectively, for the twenty-six and thirteen week periods ended July 28, 1996 compared to 38.5% and 39.7% for the twenty-six and thirteen week periods, respectively ended July 30, 1995.

Interest expense for the twenty-six weeks ended July 28, 1996 decreased approximately $139,000 or 27.1% as compared to the 1995 period. For the thirteen week period ended July 28, 1996, interest expense decreased $81,000 or 30.8% These decreases are a result of decreased borrowings in fiscal 1997 as compared to 1996.

The Corporation's tax benefit for the twenty-six week period ended July 28, 1996 was $504,400 or 40.0%, and for the twenty-six week period ended July 30, 1995, the tax rate was $68.500 or 40.0%.

Liquidity and Capital Resources

As of July 28, 1996, the Corporation's cash and short-term investment balances amounted to $3,607,000. The Corporation's principal sources of liquidity are its available cash balances and funds available through its line of credit.

The Corporation believes that its cash and investment balances will be sufficient to meet its anticipated needs throughout the remainder of the fiscal year 1996.

                       PART II    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (b) Reports from 8-K - There were no reports on form 8-K filed for the quarter ended July 28, 1996.




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


                                           THE VALLEY FAIR CORPORATION
                                           ---------------------------
                                                   (Registrant)


Date:  September 9, 1996               /S/  ERWIN LEHR
                                       ----------------------
                                       Erwin Lehr - President




Date:  September 9, 1996               /S/  ROSS N. ALFIERI
                                       ----------------------
                                       Ross N. Alfieri - Treasurer