Form 10-Q
period 1996-10-27
VALLEY FAIR CORP
filed 1996-12-09
CIK 102678

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
      SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended October 27, 1996

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
     SECURITIES EXCHANGE ACT OF 1934

               For the transition period from            to

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

                          367,913 shares October 27, 1996

               The Valley Fair Corporation and Subsidiary



                                 C O N T E N T S



         Consolidated Condensed Balance Sheets October 27, 1996 and January 28, 1996

         Consolidated   Condensed   Statements  of  Income  Thirteen  Weeks  and
         Thirty-nine Weeks Ended October 27, 1996 and Thirteen Weeks and Thirty-nine Weeks Ended October 29, 1995

         Consolidated Statements of Cash Flows - Thirty-nine Weeks Ended October 27, 1996 Thirty-nine Weeks Ended October 29, 1995

         Notes to Consolidated Condensed Financial Statements

         Management's Discussion and Analysis of the Consolidated Condensed Statements of Income

         Other Information and Signatures

                                  THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                                   October 27,    January 28,
                                                                                       1996          1996
                                                                                   -----------   -----------
     ASSETS
Current assets:
  Cash .........................................................................   $ 3,357,432   $ 3,608,605
  Accounts and notes receivable-net ............................................     1,074,419       840,100
  Inventories ..................................................................    24,039,969    23,955,006
  Prepaid expenses .............................................................     1,260,117       582,341
  Deferred income taxes ........................................................       418,000       443,000
                                                                                   -----------   -----------
     Total current assets ......................................................    30,149,937    29,429,052

Property, plant, and equipment, net ............................................     4,123,562     4,265,859

Other assets ...................................................................       312,625       336,174
                                                                                   -----------   -----------
                                                                                    34,586,124    34,031,085
                                                                                   ===========   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Note payable - bank ..........................................................     9,560,000     9,710,300
  Current portion of long term debt ............................................        42,226        65,010
  Accounts payable     Trade....................................................     4,516,286     2,911,974
                       Affiliate ...............................................       255,572       405,764
  Accrued expenses and other current liabilities................................     2,117,498     1,626,208
                                                                                   -----------   -----------
     Total current liabilities .................................................    16,491,582    14,719,256
                                                                                   ===========   ===========

Long-term debt, less current maturities ........................................       200,703       233,569
Deferred income and security deposits ..........................................        54,838       113,081
Deferred income taxes ..........................................................       472,000       497,000
                                                                                   -----------   -----------
     Total liabilities .........................................................    17,219,123    15,562,906
                                                                                   ===========   ===========

                                  THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                                         CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)
                                                 (Continued)

                                                                                   October 27,    January 28,
                                                                                       1996          1996
                                                                                   -----------   -----------
Stockholder's  equity Common stock par value
 $.30 per share;  authorized 666,666 shares,
  issued 367,913 shares at October 27, 1996
  367,983 shares at January 28, 1996 ...........................................       110,344       110,395
Additional paid-in capital .....................................................       798,375       802,754
Retained earnings ..............................................................    16,458,282    17,555,030
                                                                                   -----------   -----------
Total stockholders' equity .....................................................    17,367,001    18,468,179
                                                                                   ===========   ===========

Total liabilities and stockholders equity.......................................   $34,586,124   $34,031,085
                                                                                  =============  ===========

The accompanying notes are an integral part of these condensed financial statements.

                                  THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                                 CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                 (Unaudited)

                                 Thirteen Weeks                 Thirty-nine Weeks
                             Ended           Ended           Ended           Ended
                          Oct.27,1996     Oct.29,1995     Oct.27,1996     Oct.29,1995
                         ------------    ------------    ------------    ------------
Net sales
 excluding licensee ..   $ 14,460,429    $ 15,999,305    $ 43,679,875    $ 47,882,732

Cost of Sales ........     10,057,212      10,639,307      30,427,879      31,958,013
                         ------------    ------------    ------------    ------------
                            4,403,217       5,359,998      13,251,996      15,924,719

Tenant departments
 licensee revenue ....      1,294,997       1,208,290       4,070,144       3,609,720
                         ------------    ------------    ------------    ------------
                            5,698,214       6,568,288      17,322,140      19,534,439
                         ------------    ------------    ------------    ------------

Expenses:
 Selling, general ....      5,769,253       6,264,847      18,418,417      18,547,176
 and administrative
 Interest expense ....        186,568         257,589         559,898         770,235
                         ------------    ------------    ------------    ------------
                            5,955,821       6,522,436      18,978,315      19,317,411


Income - (Loss) before
 income taxes ........       (257,607)         45,852      (1,656,175)        217,028

Income taxes (benefit)              0          18,311        (559,400)         86,811
                         ------------    ------------    ------------    ------------
Net Income - (loss) ..   $   (257,607)   $    27, 541    $ (1,096,775)   $    130,217


Earnings per .........   $      (0.70)   $       0.07    $      (2.98)   $       0.35
 common share

Weighted average
 number of shares
 outstanding..........        367,934         368,026         367,948         368,036


The accompanying notes are an integral part of these condensed financial statements.

                THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
               Thirty-nine Weeks Ended October 27, 1996 and
                 Thirty-nine Weeks Ended October 29, 1995


                                                       1996              1995
                                                   -----------      -----------
Cash flows from operating activities:

 Net income - (loss) .........................     $(1,096,775)     $   130,217

 Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:

     Depreciation and amortization ...........         432,351          457,023
     Increase in accounts and
      notes receivable .......................        (234,319)         (43,981)
     Increase in inventories .................         (84,963)      (4,863,897)
     Increase in prepaid items ...............        (677,776)        (305,058)
     (Decrease) increase in deferred
      income and security deposits ...........         (58,243)          46,887
     Decrease in deferred taxes ..............             -0-              -0-
     Increase in accounts payable and
      accrued expenses .......................       1,945,410          722,232
     Decrease in cash value life
      insurance and other ....................          23,549           30,110
                                                   -----------      -----------

     Total adjustments .......................       1,346,009       (3,956,684)
                                                   -----------      -----------

     Net cash provided (used) by
      operating activities ...................         249,234       (3,826,467)
                                                   -----------      -----------

Cash flows from investing activities:

     Capital expenditures ....................        (290,027)        (249,178)
                                                   -----------      -----------

     Net cash used in investing
      activities .............................        (290,027)        (249,178)
                                                   -----------      -----------

                THE VALLEY FAIR CORPORATION AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Thirty-nine Weeks Ended October 27, 1996
                 Thirty-nine Weeks Ended October 29, 1995
                                   (continued)


                                               1996              1995
                                           ------------      ------------
Cash flows from financing activities:

     Proceeds from issuance
      of debt                                   -0-           3,689,000
     Principal payments of debt              (205,950)         (806,923)
     Purchase of common stock                  (4,430)             (884)
                                           ----------        ----------
     Net cash provided by
      financing activities                   (210,380)        2,881,193
                                           ----------        ----------

     Net increase (decrease)
      in cash                                ( 251,173)      (1,194,452)

     Cash and cash equivalents at
      beginning of period                    3,608,605        3,652,566
                                           -----------       ----------

     Cash and cash equivalents at
      end of period                        $3,357,432        $2,458,114
                                           ==========        ==========

                THE VALLEY FAIR CORPORATION AND SUBSIDIARY
           NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
             For the Thirty-nine Weeks Ended October 27, 1996
                                   (Unaudited)


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

            The results of operations for the Thirty-nine Weeks Ended October 27, 1996 are not necessarily indicative of the results to be expected for the full year.

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

                THE VALLEY FAIR CORPORATION AND SUBSIDIARY

        Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

Results of Operations

Consolidated net sales decreased approximately $4,203,000 or 8.8% for the thirty-nine week period ended October 27, 1996, as compared to the thirty-nine weeks ended October 29, 1995. Consolidated net sales decreased $1,539,000 or 9.6% for the thirteen week period ended October 27, 1996, as compared to the same prior year period. Same store sales decreased approximately $3,297,000 or
7.4 % for the thirty-nine week period as compared with the prior year period. Sales decreased $941,000 or 6.3% for the thirteen week period as compared with the prior year period as competition and economic uncertainties continue to effect consumer buying patterns. Tenant licensee revenue and other increased $460,000 or 12.7 % for the thirty-nine week period ended October 27, 1996 as compared to the thirty-nine weeks ended October 29, 1995. Tenant licensee revenue and other increased $87,000 or 7.2% for the thirteen week period ended October 29, 1995 as compared to the same prior year period.

The gross margins for the thirty-nine and thirteen week periods ended October 27, 1996 were 30.3% and 30.5% respectively as compared to 33.3%, and 33.5% respectively, for both the periods a year ago. A decrease in merchandise which had been purchased on terms favorable to the Corporation and the change in mix of sales from stores generated these lower margins.

Selling, general and administrative expenses decreased approximately $129,000 or
 .7% compared to the thirty-nine weeks ended October 29, 1995. For the thirteen week period, selling, general and administrative expenses decreased $496,000 or
7.9 % compared to the prior year period. For the thirty-nine weeks ended October 27, 1996 the decrease was due to those expenses directly attributable to the sales decreases and partially offset by an increase in expenses incurred in the closing of sixteen locations. For the thirteen weeks ended October 27, 1996 the decrease was due to expenses directly attributable to the sales decreases. The relationship of selling, general and administrative expenses to net sales was 42.2% and 39.9% respectively, for the thirty-nine and thirteen week periods ended October 27, 1996 compared to 38.7% and 39.2 % for the thirty-nine and thirteen week periods ended October 19, 1995.

Interest expense for the thirty-nine weeks ended October 27, 1996 decreased approximately $210,000 or 27.3% as compared to the 1995 period. For the thirteen week period ended October 27, 1996, interest expense decreased $71,000 or 28.0%. These decreases are a result of decreased borrowings in the current year .

The Corporation's effective income tax benefit for the thirty-nine weeks ended October 27, 1996 was $662,000 or 40.0%. For the thirty-nine week period ended October 30, 1995 the tax rate was $87,000 or 40%.

Liquidity and Capital Resources

As of October 27, 1996, the Corporation's cash and short-term investment balances amounted to $3,357,000. The Corporation's principal sources of liquidity are its available cash balances and funds available through its line of credit.

The Corporation believes that its cash and investment balances will be sufficient to meet its anticipated needs throughout the remainder of the fiscal year 1997.

                       PART II    OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (b) Reports from 8-K - There were no reports on form 8-K filed for the quarter ended October 27, 1996.




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


                                           THE VALLEY FAIR CORPORATION
                                           ---------------------------
                                                   (Registrant)


Date:  December 9, 1996                          /s/Erwin Lehr
                                                    ----------
                                                    Erwin Lehr
                                                    President




Date:  December 9, 1996                          /s/Ross N. Alfieri
                                                    ---------------
                                                    Ross N. Alfieri
                                                    Treasurer